Form 10QSB
period 2006-06-30
R&R ACQUISITION V, INC
filed 2006-07-19
CIK 1348159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of July 17, 2006, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

R&R ACQUISITION V, INC.
(A Development Stage Company)

- INDEX -

Page

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of June 30, 2006	2

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2006, for the Three Months Ended June 30, 2005 and the period from February 14, 2005 (Date of Inception) to June 30, 2005 and for the period from February 14, 2005 (Date of Inception) to June 30, 2006	3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006, the period from February 14, 2005 (Date of Inception) to June 30, 2005 and for the period from February 14, 2005 (Date of Inception) to June 30, 2006	4

NOTES TO CONDENSED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	6

ITEM 3. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	8
ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	8
ITEM 5. OTHER INFORMATION	8
ITEM 6. EXHIBITS	9

SIGNATURES	10

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
June 30, 2006
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$25,365

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$6,500
Loan payable - related party	40,333
TOTAL CURRENT LIABILITIES	46,833

Commitments and Contingencies	—

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	—
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	24,800
Deficit accumulated during the development period	(46,518)
TOTAL STOCKHOLDERS' DEFICIENCY	(21,468)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$25,365

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition V, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				For the period from
			Six Months	February 14, 2005	For the period from
	Three Months Ended		Ended	(Date of Inception)	February 14, 2005
	June 30,		June 30,	to June 30,	(Date of Inception)
	2006	2005	2006	2005	to June 30, 2006
Expenses
Professional fees	$4,500	$—	$13,000	$—	$31,500
Formation and other costs	1,102	—	2,529	—	15,018
Net Loss	$(5,602)	$—	$(15,529)	$—	$(46,518)

Weighted average number of common shares	2,500,000	2,000,000	2,500,000	1,367,647
Net loss per share:
basic and diluted common share	$(0.00)	$—	$(0.01)	$—

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition V, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the period from
	Six Months	February 14, 2005	For the period from
	Ended	(Date of Inception)	February 14, 2005
	June 30,	to June 30,	(Date of Inception)
	2006	2005	to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,529)	$—	$(46,518)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(9,000)	—	31,300
NET CASH USED IN OPERATING ACTIVITIES	(24,529)	—	(15,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	200
Payment of common stock subscription	50		50
Contributed capital	—	—	—
Proceeds from related party loan	24,833	—	40,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,883	—	40,583

NET INCREASE IN CASH AND CASH EQUIVALENTS	354	—	25,365

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,011	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,365	$—	$25,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH FINANCING ACTIVITIES
Common stock subscribed	$—	$—	$50

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition V, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2006, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2006. The results of operations for the three months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and for the period February 14, 2005 (Date of Inception) to June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

NOTE 4 - Loan Payable - Related Party

The Company has a loan payable of $40,333 to an affiliated company that is a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition V, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended December 31, 2005, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Since our inception on February 14, 2005 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We have no agreements, arrangements or understandings with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Our officers are only required to devote a small portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Continuing Operating Expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2006. Total expenses for the three months ended June 30, 2006 were $5,602. These expenses constituted professional and filing fees. The Company had not incurred any operating expenses during the three months ended June 30, 2005.

Continuing Operating Expenses for the six months ended June 30, 2006 compared to the period from February 14, 2005 (Date of Inception) to June 30, 2005

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2006. Total expenses for the six months ended June 30, 2006 were $15,529. These expenses constituted professional and filing fees. The Company had not incurred any operating expenses during the period from February 14, 2005 (Date of Inception) to June 30, 2005.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2006, the Company had cash of $25,365 and negative working capital of $21,468.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments, although the Company presently is not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that it will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES IN EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)	Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

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

R&R ACQUISITION V, INC.

Date: July 18, 2006	By:	/s/ Arnold P. Kling

Name: Arnold P. Kling Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Kirk Warshaw
Kirk Warshaw, Secretary and Chief Financial Officer	Date: July 18, 2006