Form 10KSB
period 2006-12-31
R&R ACQUISITION V, INC
filed 2007-02-21
CIK 1348159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          Commission File No. 000-51741

                             R&R ACQUISITION V, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


               Delaware                                    83-0424487
     ---------------------------------           -------------------------------
     State or other jurisdiction of              I.R.S. Employer Identification
     incorporation or organization                          Number


                 47 School Avenue
               Chatham, New Jersey                                07928
     ------------------------------------------                ------------
       Address of principal executive office                     Zip Code

                    Issuer's telephone number: (973) 635-4047

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT

                                      NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

                         COMMON STOCK, $0.0001 PAR VALUE
                         ------------------------------
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act.   [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   |X|

         Indicate  by check  mark  whether  the  issuer is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |X| No [ ]

         For the year ended December 31, 2006, the issuer had no revenues.

         As of February 20, 2007, 2,500,000 shares of the issuer's common stock, par value $0.0001 per share, were outstanding of which none were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (Check One):    Yes [ ] No |X|

                             R&R ACQUISITION V, INC.

                                   FORM 10-KSB

PART I
   Item 1.     Business...................................................................................2
   Item 2.     Properties.................................................................................8
   Item 3.     Legal Proceedings..........................................................................8
   Item 4.     Submission of Matters to a Vote of Security Holders........................................8

PART II
   Item 5.     Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities...................................8
   Item 6.     Plan of Operation..........................................................................8
   Item 7.     Financial Statements......................................................................10
   Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................19
   Item 8A.    Controls And Procedures...................................................................19
   Item 8B.    Other Information.........................................................................19

PART III
   Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
               Compliance With Section 16(a) of the Exchange Act.........................................19
   Item 10.    Executive Compensation....................................................................21
   Item 11.    Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters...............................................................21
   Item 12.    Certain Relationships and Related Transactions, and Director Independence.................22
   Item 13.    Exhibits..................................................................................22
   Item 14.    Principal Accountant Fees and Services....................................................23

                      FORWARD LOOKING STATEMENT INFORMATION

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "PLAN OF OPERATION" AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

         R&R Acquisition V, Inc. ("we", "our", "us", the "Company" or the "Registrant") was incorporated in the State of Delaware and maintains its principal offices at 47 School Avenue, Chatham, New Jersey 07928. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

         The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51-1) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), also is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

         We have no employees.

RISK FACTORS

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

         Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC ("Rodman & Renshaw"), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial consultant to the Company or as an acquisition candidate in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

         While seeking a business combination, management anticipates devoting no more than a few hours per month to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

         Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

         If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency balance of payments positions, and in other respect.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

         Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the "Securities Act") and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

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

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

         Our certificate of incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

OUR STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

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

THE COMPANY HAS CONDUCTED LIMITED MARKET RESEARCH OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

         The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

         Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

         Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

AUTHORIZATION OF PREFERRED STOCK.

         Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

ITEM 2. PROPERTY.

         The Company's principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliated company of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(B) HOLDERS. As of February 12, 2007, there were three record holders of 2,500,000 shares of the Company's common stock.

(C) DIVIDEND POLICY

         The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

         Since the Company's inception in February 2005, it has not conducted any active operations except for its efforts to locate a suitable acquisition or merger candidate and comply with regulatory requirements. No revenue has been generated by the Company since inception and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

            The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stockholders, management or other investors when needed.

RESULTS OF OPERATION

         As of December 31, 2006, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

         The Company had operating expenses of $28,988 for the year ended December 31, 2006 and operating expenses of $59,977 for the period from February 14, 2005 (date of Inception) to December 31, 2006. These expenses consist primarily of the legal, accounting, general administrative and filing related expenses incurred to prepare and file with the SEC the reports required of the Company by the Exchange Act and are of a continuing and recurring nature.

         During the year ended December 31, 2006, approximately $25,000 of cash was loaned to the Company from an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and payable on demand. As a result, on December 31, 2006 the Company had $17,407 of cash on hand. However, the Company also had Total Current Liabilities of $52,334 of which accrued expenses were $12,000. The remainder of the Company's current liabilities is comprised of the related party loan in the amount of $40,334. The Company expects to meet its cash requirements with additional cash advances from stockholders.

ITEM 7.  FINANCIAL STATEMENTS.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                      11


FINANCIAL STATEMENTS

  Balance Sheet as of December 31, 2006                                                                      12

  Statements of Operations for the year ended December 31, 2006, for the period from
     February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period
     from February 14, 2005 (Date of Inception) to December 31, 2006                                         13

  Statement of Changes in Stockholders' Deficiency for the period from
     February 14, 2005 (Date of Inception) to December 31, 2006                                              14

  Statements of Cash Flows for the year ended December 31 2006, for the period from
     February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period
     from February 14, 2005 (Date of Inception) to December 31, 2006                                         15


NOTES TO FINANCIAL STATEMENTS                                                                          16 to 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
R&R Acquisition V, Inc.

We have audited the accompanying balance sheet of R&R Acquisition V, Inc. (a development stage company) (the "Company") as of December 31, 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period February 14, 2005 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition V, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from February 14, 2005 (Date of Inception) to December 31, 2005 and for the cumulative period February 14, 2005 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



/s/ Marcum & Kliegman LLP

New York, New York
February 8, 2007

                                     R&R ACQUISITION V, INC
                                 (A Development Stage Company)
                                         BALANCE SHEET
                                       December 31, 2006

                                     ASSETS

Current Assets
     Cash (TOTAL ASSETS)                                               $ 17,407
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accrued expenses                                                  $ 12,000
     Loan payable - related party                                        40,334
                                                                       --------
        TOTAL CURRENT LIABILITIES                                        52,334
                                                                       --------


STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.0001 par value; 10,000,000
        shares authorized, none issued and outstanding                        -
     Common stock, $.0001 par value; 75,000,000
        shares authorized, 2,500,000 issued and outstanding                 250
     Additional paid-in capital                                          24,800
     Deficit accumulated during the development stage                   (59,977)
                                                                       --------

        TOTAL STOCKHOLDERS' DEFICIENCY                                  (34,927)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 17,407
                                                                       ========

The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    For the               For the period from         For the cumulative period from
                                                  year ended               February 14, 2005                February 14, 2005
                                                 December 31,             (Date of Inception)              (Date of Inception)
                                                     2006                to December 31, 2005              to December 31, 2006
                                            -----------------------------------------------------    -------------------------------
Expenses
     Professional fees                       $          26,000            $            18,500             $           44,500
     Formation and other costs                           2,988                         12,489                         15,477
                                            -----------------------------------------------------        ----------------------
        Net Loss                             $         (28,988)           $           (30,989)             $         (59,977)
                                            =====================================================        ======================

Weighted average number of common shares             2,500,000                      1,826,563
Net loss per share:
     basic and diluted common share          $           (0.01)           $             (0.02)
                                            =====================================================

              The accompanying notes are an integral part of these financial statements.

                             R&R Acquisition V, Inc
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 For the Period from February 14, 2005 (Date of Inception) to December 31, 2006

                                                                                          Deficit
                                                                                        Accumulated
                                                          Common Stock       Additional  During the     Common        Total
                                                     ----------------------   Paid-in   Development     Stock     Stockholders'
                                                        Shares     Amount     Capital      Stage      Subscribed   Deficiency
                                                     ------------ ---------  ---------- ------------- ----------- --------------
     Common shares issued                            2,000,000   $     200     $     -    $      -    $    (200)   $       -
        (March 29, 2005 $0.0001 per share)
        Common receipt for common stock subscribed
        (October 25, 2005)                                                                                  200          200

     Contributed capital, October 25, 2005                   -           -      24,800           -            -       24,800


     Issuance of common stock for subscription         500,000          50           -           -          (50)           -
        (October 31, 2005 $0.0001 per share)

     Net loss                                                -           -           -     (30,989)           -      (30,989)
                                                     ---------   ---------   ---------   ---------    ---------    ---------


     Balance at December 31, 2005                    2,500,000         250      24,800     (30,989)         (50)      (5,989)


     Proceeds from common stock subscription                 -           -           -           -           50           50


     Net loss                                                -           -           -     (28,988)           -      (28,988)
                                                     ---------   ---------   ---------   ---------    ---------    ---------

     Balance at December 31, 2006                    2,500,000   $     250   $  24,800   $ (59,977)   $       -    $ (34,927)
                                                     =========   =========   =========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                 For the cumulative
                                                                      For the        For the period from            period from
                                                                     year ended       February 14, 2005          February 14, 2005
                                                                    December 31,     (Date of Inception)        (Date of Inception)
                                                                        2006         to December 31, 2005      to December 31, 2006
                                                               ---------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $    (28,988)          $  (30,989)                 $  (59,977)
Changes in operating assets and liabilities
                    (Decrease) increase in accrued expenses             (3,500)               15,500                      12,000
                                                               --------------------------------------             ---------------
NET CASH USED IN OPERATING ACTIVITIES                                  (32,488)             (15,489)                    (47,977)
                                                               --------------------------------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
                    Proceeds from sale of common stock                        -                  200                         200
                    Proceeds from stock subscription                         50                    -                          50
                    Contributed capital                                       -               24,800                      24,800
                    Proceeds from related party loan                     24,884               15,500                      40,334
                                                               --------------------------------------             ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                24,934               40,500                      65,384
                                                               --------------------------------------             ---------------

NET (DECREASE) INCREASE IN CASH                                         (7,554)               25,011                      17,407

CASH AT BEGINNING OF PERIOD                                              24,961                    -                           -
                                                               --------------------------------------             ---------------
CASH AT END OF PERIOD                                             $      17,407          $    25,011                  $   17,407
                                                               ======================================             ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

                    Interest paid                                 $           -          $         -                     $     -
                                                               ======================================             ===============
                    Income taxes                                  $           -          $         -                     $     -
                                                               ======================================             ===============

NON-CASH FINANCING ACTIVITIES:
Common stock subscribed                                           $           -          $        50                   $       -
                                                               ======================================             ===============

   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2006, the Company had not commenced any active operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued `penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business.

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

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage
Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2006.

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

At December 31, 2006, the Company has a net operating loss carry forward of approximately $60,000 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $23,000 has been offset by a full valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase of the valuation allowance for the period from February 14, 2005 (Date of inception) to December 31, 2005. The valuation allowance increased approximately $11,000 during the year ended December 31, 2006.

LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company did not have common stock equivalents outstanding during the year ended December 31, 2006 and for the period from February 14, 2005 (Date of Inception) to December 31, 2005.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,334 to an affiliate. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.

NOTE 4 - COMMON STOCK

On February 14, 2005 the Company sold 2,000,000 shares of its common stock for $200. The common stock was sold to an accredited related party investor pursuant to a Private Placement Offering at par value. The stockholder also contributed an additional amount of $ 24,800.

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

OFFICE SPACE

The Company utilizes the office space and equipment of its officer and director at no cost on a month to month basis. Management estimates such amounts to be immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There have been no changes to the Company's internal controls over financial reporting that occurred during its last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information concerning our officers and sole director as of February 1, 2007:

NAME                   AGE     TITLE
----                   ---     ------
Arnold P. Kling        48      President and sole director
Kirk M. Warshaw        48      Chief financial officer and secretary

         ARNOLD P. KLING. Mr. Kling has served as a director and our president since November 5, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition III, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition VIII, Inc., R&R Acquisition, IX, Inc., R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), Enthrust Financial Services, Inc. (OTCBB:EFSV) and 24Holdings, Inc. (OTCBB:TWFH).

         KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer and secretary since November 5, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer of Enthrust Financial Services, Inc. (OTCBB:EFSV), the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH), a director of Empire Financial Holding Company (AMEX:EFH), chief financial officer of Twin Lakes Delaware, Inc. (a publicly reporting, non-trading company), chief financial officer and secretary of R&R Acquisition III, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition VIII, Inc., R&R Acquisition IX, Inc. and R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), and a director of two privately owned entities.

         Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

         As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2006 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

            We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

            Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the year ended December 31, 2006. No officer or director is required to make any specific amount or percentage of his business time available to us.

         While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

DIRECTOR COMPENSATION

         We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

         The Company is not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following tables set forth certain information as of February 1, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

                                             Amount and Nature of
      Name and Address (1)                   Beneficial Ownership        Percentage of Class
      --------------------                   --------------------        -------------------
Arnold P. Kling (2)                               400,000                         16%
712 Fifth Avenue, 11th Floor
New York, New York 10019

Kirk Warshaw (3)                                  100,000                         4%
47 School Avenue
Chatham, New Jersey 07928

R&R Investments V, LLC                            2,000,000                       80%
1270 Avenue of Americas, 16th Floor
New York, New York 10020

All Directors and Officers as a Group             500,000                         20%
(2 individuals)

----------------------------------------
     (1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from February 1, 2007 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

     (2) Mr. Kling is the president  and sole  director of the Company.

     (3) Mr. Warshaw is the secretary and chief financial officer of the Company.

     We currently do not maintain any equity compensation plans.

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

            During the year ended December 31, 2006, approximately $25,000 of cash was loaned to the Company from an affiliated company, R&R Investments V, LLC, that is also a stockholder of the Company. The loan is non-interest bearing and payable on demand. As of February 12, 2007, the principal amount of the loan remains outstanding.

            Arnold Kling is president and sole director of the Company.

ITEM 13. EXHIBITS.

Exhibit           Description
-------           -----------
   *3.1           Certificate of Incorporation
    *3.2          Amendment to Certificate of Incorporation
    *3.3          By-laws

    31.1 Certification of the Company's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006

    31.2 Certification of the Company's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006

    32.1 Certification of the Company's principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906  of  the  Sarbanes   Oxley  Act  of  2002.

    32.2 Certification of the Company's principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002.

----------------
* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During the period from February 14, 2005 (date of Inception) to December 31, 2006, we retained Marcum & Kliegman LLP to provide services as follows:


2006 Fees                            Amount
---------                            ------

Audit Fees (1)                       $8,000
Audit-Related Fees                        -
Tax Fees                                  -
All Other Fees                            -

2005 Fees                            Amount
---------                            ------

Audit Fees (2)                       $6,500
Audit-Related Fees                        -
Tax Fees                                  -
All Other Fees                            -

----------------
     (1) Comprised of the audit of our financial statements for the period from January 1, 2006 to December 31, 2006.

     (2) Comprised of the audit of our financial statements for the period from February 14, 2005 (date of inception) to December 31, 2005.

PRE-APPROVAL POLICY

         We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                R&R ACQUISITION V, INC.



Dated: February 20, 2007                        By:  /s/ ARNOLD P. KLING
                                                     -------------------
                                                Arnold P. Kling
                                                President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2007



                                   By: /s/ ARNOLD P. KLING
                                       -------------------
                                   Arnold P. Kling, President, Sole Director
                                   (Principal Executive Officer)



Date: February 20, 2007



                                   By: /s/ Kirk M. Warshaw
                                       -------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)