Form 10QSB
period 2007-06-30
R&R ACQUISITION V, INC
filed 2007-08-09
CIK 1348159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___


                        COMMISSION FILE NUMBER 000-51741

                  ---------------------------------------------

                             R&R ACQUISITION V, INC.

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                           43-2069362
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]  No [ ].

State the number of shares outstanding of issuer's common equity as of the last practicable date: as of August 8, 2007, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    - INDEX -

PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of June 30, 2007                                      2

        Condensed Consolidated Statements of Operations for the Three and Six                         3
        Months Ended June 30, 2007 and June 30, 2006 and for the period from
        February 14, 2005 (Date of Inception) to June 30, 2007

        Condensed Consolidated Statements of Cash Flows for the Six                                   4
        Months Ended June 30, 2007 and June 30, 2006 and for the period from February 14, 2005
        (Date of Inception) to June 30, 2007

        Notes To Condensed Consolidated Financial Statements                                          5

Item 2. Management's Discussion and Analysis or Plan of Operations                                    7


Item 3. Controls and Procedures                                                                       9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                             9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                   9

Item 3. Defaults Upon Senior Securities                                                               9

Item 4. Submission of Matters to a Vote of Security Holders                                           9

Item 5. Other Information                                                                             9

Item 6. Exhibits                                                                                      10

Signatures                                                                                            11

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS:

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  June 30, 2007
                                   (unaudited)

                                     ASSETS
                                     ------

Current Assets
       Cash and cash equivalents (TOTAL ASSETS)                              $ 10,709
                                                                             ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
       Accrued expenses                                                      $ 11,911
       Loan payable - related party                                            40,334
                                                                             --------
                 TOTAL CURRENT LIABILITIES                                     52,245
                                                                             --------

STOCKHOLDERS' DEFICIENCY
       Preferred stock, $0.0001 par value; 10,000,000
                 shares authorized, none issued and outstanding                     -
       Common stock, $0.0001 par value; 75,000,000
                 shares authorized, 2,500,000 issued and outstanding              250
       Additional paid-in capital                                              29,800
       Deficit accumulated during the development stage                       (71,586)
                                                                             --------
                 TOTAL STOCKHOLDERS' DEFICIENCY                               (41,536)
                                                                             --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 10,709
                                                                             ========


The accompanying notes are an integral part of these unaudited condensed financial statements

                             R&R Acquisition V, Inc.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                For the period from
                                               For the Three Months Ended         For the Six Months Ended       February 14, 2005
                                                         June 30,                           June 30,            (Date of Inception)
                                                2007              2006              2007              2006        to June 30, 2007
                                           -----------------------------       ----------------------------------------------------
Expenses
       Professional fees                   $     5,500       $     4,500       $    10,500            13,000       $    55,000
       Formation and other costs                   687             1,102             1,109             2,529            16,586
                                           -----------------------------       ----------------------------------------------------
            Net Loss                       $    (6,187)      $    (5,602)      $   (11,609)      $   (15,529)      $   (71,586)
                                           =============================       ====================================================
Weighted average number of
common shares                                2,500,000         2,500,000         2,500,000         2,500,000
Net loss per share:
       basic and diluted common share      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)
                                           ==================================================================

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             R&R Acquisition V, Inc.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           For the period from
                                                                                            February 14, 2005
                                                        Six Months      Six Months Ended        (Date of
                                                           Ended            June 30,            Inception)
                                                       June 30, 2007          2006           to June 30, 2007
                                                       -------------    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(11,609)         $(15,529)            $(71,586)
Changes in operating assets and liabilities
          (Decrease) increase in accrued expenses              (89)           (9,000)              11,911
                                                          --------          --------             --------
NET CASH USED IN OPERATING ACTIVITIES                      (11,698)          (24,529)             (59,675)
                                                          --------          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from sale of common stock                     -                 -                  200
          Payment of stock subscription                          -                50                   50
          Contributed capital from stockholder               5,000                 -               29,800
          Proceeds from related party loan                       -            24,833               40,334
                                                          --------          --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    5,000            24,883               70,384
                                                          --------          --------             --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (6,698)              354               10,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            17,407            25,011                    -
                                                          --------          --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 10,709          $ 25,365             $ 10,709
                                                          ========          ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS  INFORMATION

          Interest paid                                   $      -          $      -             $      -
                                                          ========          ========             ========
          Income taxes                                    $      -          $      -             $      -
                                                          ========          ========             ========


The accompanying notes are an integral part of these unaudited condensed financial statements.

                             R&R Acquisition V, Inc.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2007, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended June 30, 2007. The results of operations for the three and six months ended June 30, 2007 and 2006 and for the period February 14, 2005 (Date of Inception) to June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,334 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the six months ended June 30, 2007, the affiliated company contributed $5,000 to the Company for no additional consideration.

NOTE 5 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R&R Acquisition V, Inc.

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

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended June 30, 2007 and 2006 were $6,187 and $5,602 respectively. These expenses primarily constituted professional fees.

CONTINUING OPERATING EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We currently do not have any business operations and have no revenues since our Inception date. Total expenses for the six months ended June 30, 2007 and 2006 were $11,609 and $15,529 respectively. These expenses primarily constituted professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2007, we had cash of $20,708 and a negative working capital position of $32,098.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS.

Exhibit           Description
-------           -----------

  31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

  31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

                                   R&R ACQUISITION V, INC.

Dated: August 8, 2007                      /s/ Arnold P. Kling
                                   --------------------------------------------
                                   Arnold P. Kling, President
                                   (Principal Executive Officer)

Dated: August 8, 2007                      /s/ Kirk M. Warshaw
                                   --------------------------------------------
                                   Kirk M. Warshaw, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)