Form 10QSB
period 2007-09-30
R&R ACQUISITION V, INC
filed 2007-10-30
CIK 1348159

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of October 29, 2007, there were 2,500,000 shares of the issuer’s common stock, $0.0001 par value, outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ].

R&R ACQUISITION V, INC.
(A Development Stage Company)
- INDEX -

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Unaudited Condensed Financial Statements

	Condensed Balance Sheet as of September 30, 2007	2

	Condensed Statements of Operations for the Three and Nine	3
	Months Ended September 30, 2007 and September 30, 2006 and for the period from
	February 14, 2005 (Date of Inception) to September 30, 2007

	Condensed Statements of Cash Flows for the Nine Months	4
	Ended September 30, 2007 and September 30, 2006 and for the period from
	February 14, 2005 (Date of Inception) to September 30, 2007

	Notes To Condensed Financial Statements	5-6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

Signatures		11

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Quarterly Report on Form 10-QSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition V, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION V, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET
September 30, 2007
(unaudited)

ASSETS

Current Assets
Cash (TOTAL ASSETS)	$7,375

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$15,146
Loan payable - related party	40,334
TOTAL CURRENT LIABILITIES	55,480

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value; 10,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 75,000,000
shares authorized; 2,500,000 issued and outstanding	250
Additional paid-in capital	29,800
Deficit accumulated during the development stage	(78,155)

TOTAL STOCKHOLDERS' DEFICIENCY	(48,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,375

The accompanying notes are an integral part of these condensed financial statements

R&R Acquisition V, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period
					from
					February 14,
					2005
	For the Three Months Ended		For the Nine Months Ended		(Date of
	September 30,		September 30,		Inception)
					to September
	2007	2006	2007	2006	30, 2007
Expenses
Professional fees	$5,810	$2,500	$16,310	$15,500	$60,810
Formation and other costs	759	(130)	1,868	2,399	17,345
Net Loss	$(6,569)	$(2,370)	$(18,178)	$(17,899)	$(78,155)

Weighted average number of
common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000
Basic and Diluted:
net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition V, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			from
			February 14,
	For the		2005
	Nine Months Ended		(Date of
	September 30,		Inception)
			to September
	2007	2006	30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(18,178)	$(17,899)	$(78,155)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	3,146	(11,500)	15,146

NET CASH USED IN OPERATING ACTIVITIES	(15,032)	(29,399)	(63,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Payment of stock subscription	-	50	-
Contributed capital from stockholder	5,000	-	29,800
Proceeds from related party loan	-	24,834	40,334
NET CASH PROVIDED BY FINANCING
ACTIVITIES	5,000	24,884	70,384

NET (DECREASE) INCREASE IN CASH	(10,032)	(4,515)	7,375

CASH AT BEGINNING OF PERIOD	17,407	25,011	-

CASH AT END OF PERIOD	$7,375	$20,496	$7,375

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

R&R Acquisition V, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of September 30, 2007, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934, as amended. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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

Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended September 30, 2007. The results of operations for the three and nine months ended September 30, 2007 and 2006 and for the period February 14, 2005 (Date of Inception) to September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - Summary of Certain Significant Accounting Policies

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

R&R Acquisition V, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 - Summary of Significant Accounting Policies (continued):

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

NOTE 3 - Loan Payable - Related Party

The Company has a loan payable of $40,334 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the nine months ended September 30, 2007, the affiliated company contributed $5,000 to the Company for no additional consideration.

NOTE 4 - New Accounting Standards

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

Continuing Operating Expenses For The Three Months Ended September 30, 2007 Compared To The Three Months Ended September 30, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended September 30, 2007 and 2006 were $6,569 and $2,370, respectively. These expenses primarily constituted professional fees.

Continuing Operating Expenses For The Nine Months Ended September 30, 2007 Compared To The Nine Months Ended September 30, 2006

We currently do not have any business operations and have no revenues since our Inception date. Total expenses for the nine months ended September 30, 2007 and 2006 were $18,178 and $17,899, respectively. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2007, we had cash of $7,375 and a negative working capital position of $48,105.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

               None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5. OTHER INFORMATION.

               None.

ITEM 6. EXHIBITS.

Exhibit	Description
-------	-----------

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION V, INC.

Dated: October 29, 2007	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 29, 2007	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)