Form 10KSB
period 2007-12-31
R&R ACQUISITION V, INC
filed 2008-03-28
CIK 1348159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          Commission File No. 000-51741

                             R&R ACQUISITION V, INC.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                      83-0424487
   ------------------------------                 ------------------------------
   State or other jurisdiction of                 I.R.S. Employer Identification
    incorporation or organization                             Number

          47 School Avenue
         Chatham, New Jersey                                   07928
-------------------------------------                        --------
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

        Check  whether the issuer is not  required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |X| No |_|

        For the year ended December 31, 2007, the issuer had no revenues.

        As of March 27, 2008, 2,500,000 shares of the issuer's common stock, par
value  $0.0001  per  share,   were  outstanding  of  which  none  were  held  by
non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format (Check One):        Yes |_| No |X|

                             R&R ACQUISITION V, INC.

                                   FORM 10-KSB

PART I
    Item 1.     Description of Business........................................2
    Item 2.     Description of Property........................................8
    Item 3.     Legal Proceedings..............................................8
    Item 4.     Submission of Matters to a Vote of Security Holders............8
PART II
    Item 5.     Market for Common Equity, Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities.......8
    Item 6.     Management's Discussion and Analysis or Plan of Operation......8
    Item 7.     Financial Statements..........................................10
    Item 8.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure......................................19
    Item 8A(T)  Controls And Procedures.......................................19
    Item 8B.    Other Information.............................................20

PART III
    Item 9.     Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance With Section 16(a)
                of the Exchange Act...........................................20
    Item 10.    Executive Compensation........................................21
    Item 11.    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................22
    Item 12.    Certain Relationships and Related Transactions,
                and Director Independence.....................................22
    Item 13.    Exhibits......................................................22
    Item 14.    Principal Accountant Fees and Services........................23

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


INTRODUCTION

        R&R Acquisition V, Inc. ("we", "our", "us", the "Company" or the "Registrant") was incorporated in the State of Delaware on February 15, 2005 and maintains its principal offices at 47 School Avenue, Chatham, New Jersey 07928. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

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

EMPLOYEES

        We have no employees.

RISK FACTORS

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

        Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC ("Rodman & Renshaw"), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial advisor to the Company in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company's principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


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

(B) HOLDERS. As of March 27, 2008, there were three record holders of 2,500,000 shares of the Company's common stock.

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

        The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stock stockholders, management or other investors when needed.

Equipment and Employees
-----------------------

        As of December 31, 2007, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

RESULTS OF OPERATIONS

        The Company had operating expenses of $32,568 and $28,988 for the years ended December 31, 2007 and 2006, respectively. These expenses consist primarily of the legal, accounting, general administrative and filing related expenses incurred to prepare and file with the SEC the reports required of the Company by the Exchange Act and are of a continuing and recurring nature.

LIQUIDITY AND CAPITAL RESOURCES

        We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. During the year ended December 31, 2007, $21,000 of cash was contributed to the Company from an affiliated company that is also a stockholder of the Company. On December 31, 2007 the Company had $16,175 of cash on hand. However, the Company also had total current liabilities of $62,670 of which accrued expenses were $22,336. The remainder of the Company's current liabilities is comprised of a related party loan in the amount of $40,334. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.

        Our present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will engage in any business merger or other business combination with an operating company within the next twelve months

ITEM 7.  FINANCIAL STATEMENTS.


                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       11


FINANCIAL STATEMENTS

  Balance Sheet as of December 31, 2007                                       12

  Statements of Operations for the years ended December 31, 2007 and 2006 and for the cumulative period from February 14, 2005
    (Date of Inception) to December 31, 2007                                  13

  Statement of Changes in Stockholders' Deficiency for the period from
    February 14, 2005 (Date of Inception) to December 31, 2007                14

  Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the cumulative period from February 14, 2005
    (Date of Inception) to December 31, 2007                                  15


NOTES TO FINANCIAL STATEMENTS                                           16 to 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
R&R Acquisition V, Inc.

We have audited the accompanying balance sheet of R&R Acquisition V, Inc. (a Development Stage Company) (the "Company") as of December 31, 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition V, Inc. (a Development Stage Company) as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/ Marcum & Kliegman LLP

New York, New York
March 27, 2008

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2007


                                     ASSETS
                                     ------

Current Assets
  Cash (TOTAL ASSETS)                                              $     16,175
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
  Accrued expenses                                                 $     22,336
  Loan payable - related party                                           40,334
                                                                   ------------
    TOTAL CURRENT LIABILITIES                                      $     62,670
                                                                   ------------



STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.0001 par value; 10,000,000
    shares authorized, none issued and outstanding                 $         --
  Common stock, $.0001 par value; 75,000,000
    shares authorized, 2,500,000 issued and outstanding                     250
  Additional paid-in capital                                             45,800
  Deficit accumulated during the development stage                      (92,545)
                                                                   ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                                      (46,495)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $     16,175
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                             For the cumulative
                                                                 period from
                                                              February 14, 2005
                                    For the Years Ended      (Date of Inception)
                                        December 31,           to December 31,
                                   2007             2006            2007
                               ------------     ------------  -----------------
Expenses
  Professional fees            $     29,707     $     26,000  $          74,207
  Formation and other costs           2,861            2,988             18,338
                               -----------------------------  -----------------
    Net Loss                   $    (32,568)    $    (28,988) $         (92,545)
                               =============================  =================

Weighted average number of
common shares outstanding -
basic and diluted                 2,500,000        2,500,000
                               ============     ============

    Net loss per share -
    basic and diluted          $      (0.01)    $      (0.01)
                               =============================


   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 For the Period from February 14, 2005 (Date of Inception) to December 31, 2007


                                        Preferred Stock-     Common Stock-
                                           Par value           Par value                    Deficit
                                           of $.0001           of $.0001        Addi-     Accumulated
                                           per share           per share       tional      During the      Common          Total
                                        ---------------   ------------------   Paid-in    Development       Stock      Stockholders'
                                        Shares   Amount     Shares    Amount   Capital       Stage       Subscribed     Deficiency
                                        ------   ------   ---------   ------   -------    -----------    ----------    -----------
Common shares issued                        --   $   --   2,000,000   $  200   $    --    $        --    $     (200)   $        --
  (March 29, 2005 $0.0001 per share)

Proceeds received from subscriber of
common stock (October 25, 2005)             --       --          --       --        --             --           200            200


Contributed capital, October 25, 2005       --       --          --       --    24,800             --            --         24,800


Common stock subscribed                     --       --     500,000       50        --             --           (50)            --
  (October 31, 2005 $0.0001 per share)


Net loss                                    --       --          --       --        --        (30,989)           --        (30,989)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2005                --       --   2,500,000      250    24,800        (30,989)          (50)        (5,989)

Proceeds received from subscriber of
common stock                                --       --          --       --        --             --            50             50


Net loss                                    --       --          --       --        --        (28,988)           --        (28,988)
                                        ------------------------------------------------------------------------------------------


Balance at December 31, 2006                --       --   2,500,000      250    24,800        (59,977)           --        (34,927)

Contributed capital, March 30, 2007
and November 27, 2007                       --       --          --       --    21,000             --            --         21,000


Net loss                                    --       --          --       --        --        (32,568)           --        (32,568)
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 2007                --   $   --   2,500,000   $  250   $45,800    $   (92,545)   $       --    $   (46,495)
                                        ==========================================================================================

   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                    For the
                                                                               cumulative period
                                                                               from February 14,
                                                                                      2005
                                                        For the Years Ended   (Date of Inception)
                                                           December 31,         to December 31,
                                                         2007        2006             2007
                                                       --------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(32,568)   $(28,988)        $(92,545)
Changes in operating assets and liabilities
  Increase (decrease) in accrued expenses                10,336      (3,500)          22,336
                                                       --------------------         --------
NET CASH USED IN OPERATING ACTIVITIES                   (22,232)    (32,488)         (70,209)
                                                       --------------------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received from subscribers of
  common stock                                               --          50              250

  Contributed capital                                    21,000          --           45,800
  Proceeds from related party loan                           --      24,884           40,334
                                                       --------------------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                21,000      24,934           86,384
                                                       --------------------         --------

NET (DECREASE) INCREASE IN CASH                          (1,232)     (7,554)          16,175

CASH AT BEGINNING OF PERIOD                              17,407      24,961               --
                                                       --------------------         --------
CASH AT END OF PERIOD                                  $ 16,175    $ 17,407         $ 16,175
                                                       ====================         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
  Interest paid                                        $     --    $     --         $     --
                                                       ====================         ========
  Income taxes                                         $     --    $     --         $     --
                                                       ====================         ========
NON-CASH FINANCING ACTIVITIES
  Common stock subscribed                              $     --    $     --         $     50
                                                       ====================         ========

   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R Acquisition V, Inc. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2007, the Company had not commenced any active operations.

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

The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stock stockholders, management or other investors when needed.


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

DEVELOPMENT STAGE COMPANY

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage company as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage
Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2007.

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

At December 31, 2007, the Company has a net operating loss carry forward of approximately $81,000 which will expire as follows:

                               Net Operating Loss

                            Expires           Amount
                            ------           -------
                             2025             19,000
                             2026             29,000
                             2027             33,000
                                             -------
                                             $81,000
                                             =======

Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $32,000 has been offset by a full valuation allowance. The effective tax rate of 41% before giving effect to the valuation allowance differs from the statutory rate of 34% principally due to state income taxes. The valuation allowance increased approximately $9,000 during the year ended December 31, 2007.

LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company did not have common stock equivalents outstanding during the years ended December 31, 2007 and 2006 and for the period from February 14, 2005 (Date of Inception) to December 31, 2007.


NOTE 3 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,334 to an affiliate. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.


NOTE 4 - COMMON STOCK

On February 14, 2005 the Company sold 2,000,000 shares of its common stock for $200. The common stock was sold to an accredited related party investor pursuant to a Private Placement Offering at par value. The stockholder also contributed an additional amount of $ 24,800 on October 25, 2005

On October 31, 2005,  the Company sold 500,000  shares of its common stock for $
50. The common stock was sold to two accredited related party investors pursuant to a Private Placement Offering at par value.

An accredited related party investor contributed $5,000 and $16,000 to the Company on March 30, 2007 and November 27, 2007, respectively

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

ITEM 8A (T). CONTROLS AND PROCEDURES.

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within R&R Acquisition V, Inc.

    (B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

    (C) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

        None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The following table sets forth information concerning our officers and sole director as of March 27, 2008:

NAME                  AGE     TITLE
-------              -----    ------
Arnold P. Kling        49     President and sole director
Kirk M. Warshaw        49     Chief financial officer and secretary

        ARNOLD P. KLING. Mr. Kling has served as a director since September 2005 and as our president since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH) and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

        KIRK M. WARSHAW. Mr. Warshaw has served as our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH), the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., and R&R Acquisition, VIII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), the chief financial officer of Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and a director of two privately owned entities.

        Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees
---------------------------------

        As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 401(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending December 31, 2007 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics
--------------

        We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

        Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the year ended December 31, 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           The following tables set forth certain information as of March 27, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

                                         Amount and Nature of       Percentage
       Name and Address (1)              Beneficial Ownership        of Class
       --------------------              --------------------      ------------
Arnold P. Kling (2)                             400,000                 16%
712 Fifth Avenue, 11th Floor
New York, New York 10019

Kirk Warshaw (3)                                100,000                  4%
47 School Avenue
Chatham, New Jersey 07928

R&R Investments I, LLC                        2,000,000                 80%
1270 Avenue of Americas, 16th Floor
New York, New York 10020

All Directors and Officers as a Group           500,000                 20%
(2 individuals)

----------
    (1) Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from March 27, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

    (2) Mr. Kling is the president and sole director of the Company.

    (3) Mr. Warshaw is the secretary and chief financial officer of the Company.

    We currently do not maintain any equity compensation plans.


ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

Our sole director is Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2007, the parent company of R&R Investments I, LLC made a $21,000 capital contribution to us.

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

----------
* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        For the years ended December 31, 2007 and 2006, our audit and financial statement review fees from Marcum & Kliegman LLP, our independent accountants, were as follows:

2007 Fees                                    Amount
---------                                   -------

Audit Fees                                  $18,000
Audit-Related Fees                               --
Tax Fees                                         --
All Other Fees                                   --

2006 Fees
---------

Audit Fees                                  $14,000
Audit-Related Fees                               --
Tax Fees                                         --
All Other Fees                                   --


PRE-APPROVAL POLICY

        We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        R&R ACQUISITION V, INC.


Dated: March 27, 2008                   By:  /s/ Arnold P. Kling
                                            ---------------------
                                        Arnold P. Kling
                                        President



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2008


                                By: /s/ Arnold P. Kling.
                                    -------------------
                                Arnold P. Kling, President and Sole Director
                                (Principal Executive Officer)



Date: March 27, 2008


                                By: /s/ Kirk M. Warshaw.
                                    -------------------
                                Kirk M. Warshaw, Chief Financial Officer
                                (Principal Financial and Accounting Officer)