Form 10-Q
period 2008-03-31
R&R ACQUISITION V, INC
filed 2008-05-09
CIK 1348159

UNITED STATES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                        Commission file number: 000-51741

                             R&R ACQUISITION V, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              83-0424487
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)

                                47 School Avenue
                                Chatham, NJ 07928
                    (Address of principal executive offices)

                                  973-635-4047
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
       Large Accelerated filer [_]           Accelerated filer [_]
       Non-accelerated filer [_]             Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                       Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer's common stock, par value $.0001 per share, outstanding as of May 8, 2008.

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Quarterly Report on Form 10-Q
                       For the Period Ended March 31, 2008

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                            PAGE
ITEM 1.  Financial Statements

         Condensed Balance Sheets at March 31, 2008 (Unaudited)
         and December 31, 2007                                                2

         Condensed Statements of Operations (Unaudited) for the
         Three Months Ended March 31, 2008 and March 31, 2007 and
         for the period from February 14, 2005 (Date of Inception)
         to March 31, 2008                                                    3

         Condensed Statements of Cash Flows (Unaudited) for the
         Three Months Ended March 31, 2008 and March 31, 2007 and
         for the period from February 14, 2005 (Date of Inception)
         to March 31, 2008                                                    4

         Notes To Condensed Financial Statements                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           8

ITEM 4T. CONTROLS AND PROCEDURES                                              8

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             9

SIGNATURES                                                                   10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS:

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                  MARCH 31, 2008   DECEMBER 31,
                     ASSETS                         (UNAUDITED)        2007
                     ------                       --------------   ------------


Cash (TOTAL ASSETS)                                $     12,600    $     16,175
                                                   ============    ============

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accrued expenses                                 $     25,086    $     22,336
  Loan payable - related party                           40,333          40,334
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                          $     65,419    $     62,670
                                                   ------------    ------------


STOCKHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
  shares authorized, none issued and
  outstanding                                                --              --
Common stock, $.0001 par value; 75,000,000
  Shares authorized, 2,500,000 issued and
  outstanding                                               250             250

Additional Paid-in Capital                               45,800          45,800
Deficit accumulated during the developmental
stage                                                   (98,869)        (92,545)
                                                   ------------    ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                        (52,819)        (46,495)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $     12,600    $     16,175
                                                   ============    ============


   The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the             For the period from
                                   Three Months Ended         February 14, 2005
                                        March 31,            (Date of Inception)
                                  2008             2007       to March 31, 2008
                              -----------------------------   -----------------
Expenses
  Professional fees           $      5,000     $      5,000   $          79,207
  Formation and other costs          1,324              422              19,662
                              -----------------------------   -----------------
    Net Loss                  $     (6,324)    $     (5,422)  $         (98,869)
                              =============================   =================

Weighted average number of
common shares outstanding --
basic and diluted                2,500,000        2,500,000
                              =============================
Net loss per share:
  basic and diluted           $      (0.00)    $      (0.00)
                              =============================   =================

    The accompanying notes are an integral part of these condensed financial statements (unaudited).

                           R&R ACQUISITION V, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                      For the
                                                                    period from
                                                                    February 14,
                                                    For the             2005
                                              Three Months Ended      (Date of
                                                  March 31,          Inception)
                                                                    to March 31,
                                               2008        2007        2008
                                            ---------    ---------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $  (6,324)   $  (5,422)   $ (98,869)
Changes in operating assets
  and liabilities
      Increase in accrued expenses              2,750        5,500       25,086
                                            ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                         (3,574)          78      (73,783)
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from sale of common stock           --           --          250

      Contributed capital                          --        5,000       45,800

      Proceeds from related party loan             --           --       40,333
                                            ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          --        5,000       86,383
                                            ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                (3,574)       5,078       12,600

CASH AT BEGINNING OF PERIOD                    16,174       17,407           --
                                            ---------    ---------    ---------

CASH AT END OF PERIOD                       $  12,600    $  22,485    $  12,600
                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOWS INFORMATION

      Interest paid                         $      --    $      --    $      --
                                            =========    =========    =========
      Income taxes                          $      --    $      --    $      --
                                            =========    =========    =========

NON-CASH FINANCING ACTIVITIES

      Common stock subscribed               $      --    $      --    $      --
                                            =========    =========    =========


              The accompanying notes are an integral part of these
                   condensed financial statements (unaudited).

                   R&R ACQUISITION V, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of March 31, 2008, the Company had not yet commenced any operations.

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


NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2008. The results of operations for the three months ended March 31, 2008 and 2007, and for the period February 14, 2005 (Date of Inception) to March 31, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company has a loan payable of $40,333 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the year ended December 31, 2007, the affiliated company contributed $21,000 to the Company for no additional consideration.

NOTE 5 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "our company" refers to R&R Acquisition V, Inc.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended December 31, 2007, and our other filings with the U.S. Securities and Exchange Commission (the "SEC"). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

Since our inception on February 14, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. Other than the Merger Agreement described below, we currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2008 and 2007 were $6,324 and $5,422, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2008, we had cash of $12,600 and a negative working capital position of $52,819.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES.

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


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.  EXHIBITS.

Exhibit     Description
-------     -----------

  31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

  32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    R&R ACQUISITION V, INC.

Dated: May 8, 2008                  /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: May 8, 2008                  /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)