Form 10-Q
period 2008-06-30
R&R ACQUISITION V, INC
filed 2008-08-04
CIK 1348159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 2008

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 4, 2008.

R&R ACQUISITION V, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page
ITEM 1. Financial Statements

Condensed Balance Sheets at June 30, 2008 (Unaudited)
and December 31, 2007	2

Condensed Statements of Operations (Unaudited) for the Three
and Six Months Ended June 30, 2008 and June 30, 2007 and for the period from
February 14, 2005 (Date of Inception) to June 30, 2008	3

Condensed Statements of Cash Flows (Unaudited) for the Six
Months Ended June 30, 2008 and June 30, 2007 and for the period from
February 14, 2005 (Date of Inception) to June 30, 2008	4

Notes to Condensed Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4T. CONTROLS AND PROCEDURES	8

PART II OTHER INFORMATION

ITEM 6. EXHIBITS	9

SIGNATURES	10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION V, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31,
ASSETS	(Unaudited)	2007

Cash (TOTAL ASSETS)	$9,444	$16,175

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$27,693	$22,336
Loan payable - related party	40,334	40,334
TOTAL CURRENT LIABILITIES	$68,027	$62,670

STOCKHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000
Shares authorized, 2,500,000 issued and outstanding	250	250
Additional Paid-in Capital	45,800	45,800
Deficit accumulated during the developmental stage	(104,633)	(92,545)
TOTAL STOCKHOLDERS' DEFICIENCY	(58,583)	(46,495)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,444	$16,175

The accompanying notes are an integral part of these condensed financial statements.

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the		For the period from
	Three Months Ended		Six Months Ended		February 14, 2005
	June 30,		June 30,		(Date of Inception)
	2008	2007	2008	2007	to June 30, 2008
Expenses
Professional fees	$5,000	$5,500	$10,000	$10,500	$84,207
Formation and other costs	764	687	2,088	1,109	20,426
Net Loss	$(5,764)	$(6,187)	$(12,088)	$(11,609)	$(104,633)

Weighted average number of common
shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share:
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from
	For the		February 14, 2005
	Six Months Ended		(Date of
	June 30,		Inception)
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,088)	$(11,609)	$(104,633)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	5,357	(89)	27,693

NET CASH USED IN OPERATING ACTIVITIES	(6,731)	(11,698)	(76,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Contributed capital	-	5,000	45,800
Proceeds from related party loan	-	-	40,334

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,000	86,384

NET (DECREASE) INCREASE IN CASH	(6,731)	(6,698)	9,444

CASH AT BEGINNING OF PERIOD	16,175	17,407	-

CASH AT END OF PERIOD	$9,444	$10,709	$9,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

R&R ACQUISITION V, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2008, the Company had not yet commenced any operations.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of June 30, 2008. The results of operations for the three and six months and ended June 30, 2008 and 2007, and for the period February 14, 2005 (Date of Inception) to June 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Development Stage Company

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards Board No. 7, “Accounting and Reporting for Development Stage Enterprises.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Continuing Operating Expenses For The Three and Six Months Ended June 30, 2008 Compared To The Three and Six Months Ended June 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended June 30, 2008 and 2007 were $5,764 and $6,187, respectively. Total expenses for the six months ended June 30, 2008 and 2007 were $12,088 and $11,609, respectively. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2008, we had cash of $9,444 and a negative working capital position of $58,583.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION V, INC.

Dated: August 4, 2008	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: August 4, 2008	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)