Form 10-Q
period 2008-09-30
R&R ACQUISITION V, INC
filed 2008-11-07
CIK 1348159

UNITED STATES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                    Yes[X] No[_]

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [X]   No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer's common stock, par value $.0001 per share, outstanding as of November 6, 2008.

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          Quarterly Report on Form 10-Q
                     For the Period Ended September 30, 2008

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
                                                                                                             PAGE
ITEM 1. Financial Statements

       Condensed Balance Sheets at September 30, 2008 (Unaudited)
       and December 31, 2007                                                                                  2

       Unaudited  Condensed  Statements  of  Operations  for the  Three and Nine
       Months Ended September 30, 2008 and September 30, 2007 and for the period
       from February 14, 2005 (Date of Inception) to September 30, 2008                                       3

       Unaudited  Condensed  Statements  of Cash  Flows  for the  Three and Nine
       Months Ended September 30, 2008 and September 30, 2007 and for the period
       from February 14, 2005 (Date of Inception) to September 30, 2008                                       4

       Notes To Unaudited Condensed Financial Statements                                                      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                      7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            8

ITEM 4T. CONTROLS AND PROCEDURES                                                                              9

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS                                                                                             9

SIGNATURES                                                                                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          SEPTEMBER 30, 2008         DECEMBER 31,
                                        ASSETS                                               (UNAUDITED)                 2007
                                        ------                                             ---------------          ---------------

Cash (TOTAL ASSETS)                                                                        $        11,546          $        16,175
                                                                                           ===============          ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     ----------------------------------------

Current Liabilities
     Accrued expenses                                                                      $        16,076          $        22,336
     Loan payable - related party                                                                   40,334                   40,334
                                                                                           ---------------          ---------------
TOTAL CURRENT LIABILITIES                                                                  $        56,410          $        62,670
                                                                                           ---------------          ---------------


STOCKHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
     shares authorized, none issued and outstanding                                                     --                       --
Common stock, $.0001 par value; 75,000,000
     Shares authorized, 2,500,000 issued and outstanding                                               250                      250
Additional Paid-in Capital                                                                          65,800                   45,800
Deficit accumulated during the developmental stage                                                (110,914)                 (92,545)
                                                                                           ---------------          ---------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                                                (44,864)                 (46,495)
                                                                                           ---------------          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $        11,546          $        16,175
                                                                                           ===============          ===============


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the                      For the                For the period from
                                                   Three Months Ended            Nine Months Ended           February 14, 2005
                                                      September 30,                September 30,            (Date of Inception)
                                                  2008          2007            2008           2007         to September 30, 2008
                                               --------------------------    --------------------------     ---------------------
Expenses
  Professional fees                            $     5,500    $     5,810    $    15,500    $    16,310        $    89,707
  Formation and other costs                            781            759          2,869          1,868             21,207
                                               -----------    -----------    -----------    -----------        -----------
       Net Loss                                $    (6,281)   $    (6,569)   $   (18,369)   $   (18,178)       $  (110,914)
                                               ===========    ===========    ===========    ===========        ===========

Weighted average number of common
shares outstanding - basic and diluted           2,500,000      2,500,000      2,500,000      2,500,000
                                               ===========    ===========    ===========    ===========
Net loss per share:
        basic and diluted                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                               ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         For the period
                                                                                              from
                                                                                        February 14, 2005
                                                                       For the              (Date of
                                                                 Nine Months Ended          Inception)
                                                                    September 30,        to September 30,
                                                                 2008         2007             2008
                                                               ---------    ---------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $ (18,369)   $ (18,178)       $(110,914)
Changes in operating assets and liabilities
            (Decrease) increase in accrued expenses               (6,260)       3,146           16,076
                                                               ---------    ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                            (24,629)     (15,032)         (94,838)
                                                               ---------    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from sale of common stock                        --           --              250
            Contributed capital                                   20,000        5,000           65,800
            Proceeds from related party loan                          --           --           40,334
                                                               ---------    ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         20,000        5,000          106,384
                                                               ---------    ---------        ---------

NET (DECREASE) INCREASE IN CASH                                   (4,629)     (10,032)          11,546


CASH AT BEGINNING OF PERIOD                                       16,175       17,407               --
                                                               ---------    ---------        ---------

CASH AT END OF PERIOD                                          $  11,546    $   7,375        $  11,546
                                                               =========    =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS  INFORMATION

                              Interest paid                    $      --    $      --        $      --
                                                               =========    =========        =========
                              Income taxes                     $      --    $      --        $      --
                                                               =========    =========        =========




              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R ACQUISITION V, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of September 30, 2008, the Company had not yet commenced any operations.

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


NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2008. The results of operations for the three and nine months ended September 30, 2008 and 2007, and for the period February 14, 2005 (Date of Inception) to September 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.


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

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - LOAN PAYABLE - RELATED PARTY AND RELATED PARTY TRANSACTIONS

The Company has a loan payable of $40,334 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the year ended December 31, 2007, the affiliated company contributed $21,000 to the Company for no additional consideration. During the three months ended September 30, 2008, the same affiliated company contributed additional capital of $20,000.

NOTE 5 - NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

CONTINUING OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2008 and 2007 were $6,281 and $6,569, respectively. These expenses primarily constituted professional and filing fees.

CONTINUING OPERATING EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended September 30, 2008 and 2007 were $18,369 and $18,178, respectively. These expenses primarily constituted professional and filing fees.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2008, we had cash of $11,546 and a negative working capital position of $44,864.

During the three months ended September 30, 2008, an affiliated company contributed additional capital of $20,000 to us.

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

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide any information in response to Item 305 of Regulation S-K.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                  R&R ACQUISITION V, INC.

Dated: November 6, 2008           /s/ Arnold P. Kling
                                  ---------------------------------------------
                                  Arnold P. Kling, President
                                  (Principal Executive Officer)

Dated: November 6, 2008           /s/ Kirk M. Warshaw
                                  ---------------------------------------------
                                  Kirk M. Warshaw, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)