Form 10-K
period 2008-12-31
R&R ACQUISITION V, INC
filed 2009-03-12
CIK 1348159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


                        COMMISSION FILE NUMBER: 000-51741


                             R&R ACQUISITION V, INC.
                             -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   83-0424487
   ----------------------------------              -------------------------
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                                47 SCHOOL AVENUE
                            CHATHAM, NEW JERSEY 07928
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (973) 635-4047

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes|_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes|_| No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|                  Accelerated Filer  |_|
Non-accelerated filer   |_|                  Smaller reporting company  |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|X| No |_|

     As of June 30, 2008, the issuer's most recently completed second fiscal quarter, and as of March 10, 2009 there were no trading market for the issuer's common stock, $0.0001 par value.

     As of March 10, 2009,  2,500,000  shares of the issuer's  common stock, par
value  $0.0001  per  share,   were   outstanding  of  which  non  were  held  by
non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

                             R&R ACQUISITION V, INC.

                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I
Item 1.        Business.............................................................................................3
Item 1A.       Risk Factors.........................................................................................5
Item 1B.       Unresolved Staff Comments............................................................................9
Item 2.        Properties...........................................................................................9
Item 3.        Legal Proceedings....................................................................................9
Item 4.        Submission of Matters to a Vote of Security Holders..................................................9
PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters
               and Issuer Purchases of Equity Securities............................................................9
Item 6.        Selected Financial Data.............................................................................10
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations...............10
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..........................................11
Item 8.        Financial Statements and Supplementary Data.........................................................11
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................................12
Item 9A(T).    Controls And Procedures.............................................................................12
Item 9B.       Other Information...................................................................................12
PART III
Item 10.       Directors, Executive Officers, and Corporate Governance.............................................13
Item 11.       Executive Compensation..............................................................................14
Item 12.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters.........................................................................15
Item 13.       Certain Relationships and Related Transactions, and Director Independence...........................15
Item 14.       Principal Accountant Fees and Services..............................................................16
PART IV
Item 15.       Exhibits and Financial Statement Schedules..........................................................17

                      FORWARD LOOKING STATEMENT INFORMATION

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE "FORWARD-LOOKING STATEMENTS" REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE CURRENT STATE OF OUR OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A STATEMENT BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH HEREIN UNDER THE HEADINGS "BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS". WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON. THE TERMS "WE", "OUR", "US", OR ANY DERIVATIVE THEREOF, AS USED HEREIN REFER TO R&R ACQUISITION V, INC.

ITEM 1.  BUSINESS.

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

We currently have no agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of our securities. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a shell company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

As a result of our limited resources, unless and until additional financing is obtained we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

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

We do not expect our present management to play any managerial role for us following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider numerous factors, including the following:

- experience and skill of management and availability of additional personnel of the target business;

-    costs associated with effecting the business combination;

-    equity interest retained by our shareholders in the merged entity;

-    growth potential of the target business;

-    capital requirements of the target business;

-    capital available to the target business;

-    stage of development of the target business;

-    proprietary   features  and  degree  of  intellectual   property  or  other
     protection of the target business;

-    the financial statements of the target business; and

-    the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our president intends to devote only a very small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out our business and affairs. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and our respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business, and our respective shareholders.

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act") and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the shareholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

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



ITEM 1A. RISK FACTORS.


RISK FACTORS

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our shareholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our shareholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority shareholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC ("Rodman & Renshaw"), a registered broker-dealer and affiliate of our majority shareholder, may act as our investment banker, placement agent or financial advisor to the Company in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our shareholders will not develop.

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

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the "Securities Act") and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our shareholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

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

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing shareholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of common stock might be materially adversely affected.

OUR SHAREHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide an interest in the Company to a third party, our shareholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the shareholders. As a result of such transaction, our management, principal shareholders and Board of Directors may change.

THE COMPANY HAS CONDUCTED LIMITED MARKET RESEARCH OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our shareholders.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Alternext US. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.


ITEM 2.  PROPERTIES.

Our principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by Kirk M. Warshaw, LLC (the "LLC"), an affiliated company of Kirk Warshaw, our chief financial officer and secretary. We occupy our principal offices on a month to month basis. On January 1, 2009, we began paying a quarterly fee of $500 for to the LLC for the use and occupancy, and administrative services, related to our principal offices. We do not own or intend to invest in any real property. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS.

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.


                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


(A) MARKET INFORMATION. Our common stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our common stock will ever develop.

(B) HOLDERS. As of February 28, 2009, there were three record holders of all of our issued and outstanding shares of common stock.

(C) DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.           SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other operating business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We have no operating business, and conduct minimal operations necessary to meet regulatory requirements. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

We are not currently engaged in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and
(ii) identifying and consummating a transaction with a Merger Target.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our shareholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Messrs. Kling and Warshaw are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. No cash or set compensation has or will be paid to any officer or director in their capacities as such. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

Since inception, we had not incurred any material costs or expenses other than those associated with our minimal operations necessary to meet regulatory requirements. As of December 31, 2008, we had cash on hand of $10,627. Since we have no revenue or plans to generate any revenue, if our expenses exceed our cash currently on hand we will be dependent upon loans to fund losses incurred in excess of our cash.


EQUIPMENT AND EMPLOYEES

As of December 31, 2008, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with an operating company.

RESULTS OF OPERATIONS

CONTINUING OPERATING EXPENSES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the years ended December 31, 2008 and 2007, respectively. Total expenses for the years ended December 31, 2008 decreased to $31,142, as compared to $32,568 for the same period in 2007. These expenses consist primarily of the legal, accounting, general administrative and filing related expenses incurred to prepare and file with the SEC the reports required of the Company by the Exchange Act and are of a continuing and recurring nature.


LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. During the year ended December 31, 2007, $20,000 of cash was contributed to the Company from an affiliated company that is also a shareholder of the Company. On December 31, 2008 the Company had $10,627 of cash on hand. However, the Company also had total current liabilities of $68,264 of which accrued expenses were $27,930. The remainder of the Company's current liabilities is comprised of a related party loan in the amount of $40,334. We are dependent upon future loans from our present shareholders or management and there can be no assurances that our present shareholders or management will make any loans to us or on acceptable terms.

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

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     (A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (B)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL -- INTEGRATED FRAMEWORK. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (C)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 28, 2009:

Name                       Age         Title
----                       ----        -----
Arnold P. Kling             50     President and sole director
Kirk M. Warshaw             50     Chief financial officer and secretary

ARNOLD P. KLING. Mr. Kling has served as a director since September 2005 and as our president since November, 2005. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently also serves as a director and president of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB:NTWN) and Mattmar Minerals, Inc. (OTCBB:MTTM).

KIRK M. WARSHAW Mr. Warshaw has served as our chief financial officer and secretary, since November, 2005. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently also the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH); the chief financial officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition, VIII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Newtown Lane Marketing, Incorporated (OTCBB:NTWN), and Mattmar Minerals, Inc. (OTCBB:MTTM) and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

COMPENSATION AND AUDIT COMMITTEES

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.


ITEM 11. EXECUTIVE COMPENSATION.

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

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


DIRECTOR COMPENSATION

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 28, 2009 regarding the number and percentage of our Common stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our common stock, and all officers and directors as a group.

                                            SHARES OF COMMON
                                           STOCK BENEFICIALLY     PERCENTAGE OF
     NAME OF BENEFICIAL OWNER                  OWNED (1)            OWNERSHIP
---------------------------------          ------------------     --------------
R&R Investments I, LLC
1251 Avenue of the Americas - 20th Floor
New York, NY 10020
Attention: David Horin, CFO                   2,000,000              80.00%

Arnold P. Kling (2)
712 Fifth Avenue - 11th Floor
New York, NY 10019                              400,000              16.00%

Kirk M. Warshaw (3)
47 School Avenue
Chatham, NJ 07928                               100,000               4.00%

All directors and officers (2 persons)
as a group                                      500,000              20.00%

-------------
(1) Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 28, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)  Mr. Kling is the president and sole director of the Company.

(3)  Mr. Warshaw is our chief financial officer and secretary.

We currently do not maintain any equity compensation plans.


ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE.

Our Board of Directors consist solely of Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008 and in January 2009, R&R Investments I, LLC made a $20,000 and $10,000 capital contribution to us, respectively.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the "LLC") for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk Warshaw, our chief financial officer, is a managing member of the LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum & Kliegman LLP ("Marcum") is our independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $18,000 and $18,000 for the fiscal years ended December 31, 2008 and 2007, respectively.

AUDIT-RELATED FEES

There were no fees billed by Marcum for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007.

TAX FEES

There were no fees billed by Marcum for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2008 and 2007.

ALL OTHER FEES

There were no fees billed by Marcum for other products and services for the fiscal years ended December 31, 2008 and 2007.

PRE-APPROVAL POLICY

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

          o    Report of Independent Registered Public Accounting Firm (2008 and
               2007)

          o    Balance Sheets at December 31, 2008 and 2007

          o Statements of Operations for the years ended December 31, 2008 and 2007, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008

          o Statements of Changes in Shareholders' Deficiency for the period from February 14, 2005 (Date of Inception) to December 31, 2008

          o Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008

          o    Notes to Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES.

    Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

    3. EXHIBITS.

    EXHIBIT
       NO.                   DESCRIPTION
    -------                  -----------
       3.1     Certificate of Incorporation(1)
       3.2     Amendment to Certificate of Incorporation(1)
       3.3     By-laws(1)
      10.1 Occupancy Agreement between R&R Acquisition V, Inc. and Kirk M. Warshaw, LLC *
      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------
*    Included herewith.
(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 19, 2006, and incorporated herein by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             R&R Acquisition V, Inc.

Date: March 11, 2009


                                             By: /s/ ARNOLD P. KLING
                                             -----------------------------------
                                             Arnold P. Kling, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2009


                                    By: /s/ ARNOLD P. KLING
                                    --------------------------------------------
                                    Arnold P. Kling, President and Director
                                    (Principal Executive Officer)



Date: March 11, 2009


                                    By: /s/ KIRK M. WARSHAW
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             R&R Acquisition V, Inc.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                               PAGE
                                                                                                               ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                         F-2


FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2008 and 2007                                                               F-3

  Statements of Operations for the years ended December 31, 2008 and 2007, and for the
     cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008                          F-4

  Statements of Changes in Shareholders' Deficiency for the period from
     February 14, 2005 (Date of Inception) to December 31, 2008                                                 F-5

  Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the
     cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008                          F-6


NOTES TO FINANCIAL STATEMENTS                                                                            F-7 to F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
R&R Acquisition V, Inc.


We have audited the accompanying balance sheets of R&R Acquisition V, Inc. (A Development Stage Company) ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' deficiency, and cash flows for the years ended December 31, 2008 and 2007 and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition V, Inc. (a Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the cumulative period from February 14, 2005 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.



/s/ Marcum & Kliegman LLP

New York, New York
March 4, 2009

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                 ASSETS                     2008         2007
                                 ------                     ----         ----


Cash (TOTAL ASSETS)                                      $  10,627    $  16,175
                                                         =========    =========

           LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities

   Accrued expenses                                      $  27,930    $  22,336
   Loan payable - related party                             40,334       40,334
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES                                $  68,264    $  62,670



SHAREHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
   shares authorized, none issued and outstanding        $      --    $      --
Common stock, $.0001 par value; 75,000,000
   shares authorized, 2,500,000 issued and outstanding         250          250

Additional Paid-in Capital                                  65,800       45,800

Deficit accumulated during the developmental stage        (123,687)     (92,545)
                                                         ---------    ---------
   TOTAL SHAREHOLDERS' DEFICIENCY                          (57,637)     (46,495)
                                                         ---------    ---------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY           $  10,627    $  16,175
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                 For the cumulative
                                                  For the Years Ended            period from February
                                                      December 31,                14, 2005 (Date of
                                           --------------------------------         Inception) to
                                               2008                 2007          December 31, 2008
                                               ----                 ----         --------------------
Expenses
     Professional fees                     $    27,500          $    29,707          $   101,707
     Formation and other costs                   3,642                2,861               21,980
                                           -----------          -----------          -----------
Net loss                                   $   (31,142)         $   (32,568)         $  (123,687)
                                           ===========          ===========          ===========

Weighted average number of common shares
outstanding - basic and diluted              2,500,000            2,500,000
                                           ===========          ===========

Net loss per share -
basic and diluted                          $     (0.01)         $     (0.01)
                                           ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
 FOR THE PERIOD FROM FEBRUARY 14, 2005 (DATE OF INCEPTION) TO DECEMBER 31, 2008

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                  Preferred Stock - Par value    Common Stock - Par value     Additional  During the
                                                       of $.0001 per share         of $.0001 per share         Paid-in   Development
                                                    Shares           Amount         Shares        Amount       Capital      Stage
                                                  ------------     ------------  ------------ -------------   ---------- -----------
Common shares issued (March 29, 2005)                  --               $   --     2,000,000     $     200     $      --  $      --

Proceeds received from subscriber of common stock
  (October 25, 2005)                                   --                   --            --            --            --         --

Contributed capital, October 25, 2005                  --                   --            --            --        24,800         --

Common stock subscribed (October 31, 2005              --                   --       500,000            50            --         --

Net loss                                               --                   --            --            --            --    (30,989)
                                                       --               ------     ---------     ---------     ---------  ---------
Balance at December 31, 2005                           --                   --     2,500,000           250        24,800    (30,989)

Proceeds received from subscriber of common stock      --                   --            --            --            --         --

Net loss                                               --                   --            --            --            --    (28,988)
                                                       --               ------     ---------     ---------     ---------  ---------
Balance at December 31, 2006                           --                   --     2,500,000           250        24,800    (59,977)

Contributed capital, March 30, 2007 and
  November 27, 2007                                    --                   --            --            --        21,000         --

Net loss                                               --                   --            --            --            --    (32,568)
                                                       --               ------     ---------     ---------     ---------  ---------
Balance at December 31, 2007                           --                   --     2,500,000           250        45,800    (92,545)


Contributed capital, July 25, 2008                     --                   --            --            --        20,000         --

Net loss                                               --                   --            --            --            --    (31,142)
                                                       --               ------     ---------     ---------     ---------  ---------
Balance at December 31, 2008                           --               $   --     2,500,000     $     250     $  65,800  $(123,687)
                                                       ==               ======     =========     =========     =========  =========


                                                      Common        Total
                                                      Stock      Stockholders'
                                                    Subscribed    Deficiency
                                                   ------------- -------------
Common shares issued (March 29, 2005)              $    (200)     $      --

Proceeds received from subscriber of common stock
(October 25, 2005)                                       200            200

Contributed capital, October 25, 2005                     --         24,800

Common stock subscribed (October 31, 2005                (50)            --

Net loss                                                  --        (30,989)
                                                   ---------      ---------
Balance at December 31, 2005                             (50)        (5,989)

Proceeds received from subscriber of common stock         50             50

Net loss                                                  --        (28,988)
                                                   ---------      ---------
Balance at December 31, 2006                              --        (34,927)

Contributed capital, March 30, 2007 and
  November 27, 2007                                       --         21,000

Net loss                                                  --        (32,568)
                                                   ---------      ---------
Balance at December 31, 2007                              --        (46,495)


Contributed capital, July 25, 2008                        --         20,000

Net loss                                                  --        (31,142)
                                                   ---------      ---------
Balance at December 31, 2008                       $      --      $ (57,637)
                                                   =========      =========


   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                       For the cumulative
                                                                                                          period from
                                                                 For the Years Ended December 31,      February 14, 2005
                                                             ---------------------------------------   (Date of Inception)
                                                                                                         to December 31,
                                                                   2008                  2007                2008
                                                             ------------------    -----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (31,142)           $ (32,568)           $(123,687)
Changes in operating assets and liabilities
                   Increase in accrued expenses                     5,594               10,336               27,930
                                                                ---------            ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES
                                                                  (25,548)             (22,232)             (95,757)
                                                                ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
                   Proceeds received from subscribers sale of
                   common stock                                        --                   --                  250
                   Contributed capital                             20,000               21,000               65,800
                   Proceeds from related party loan                    --                   --               40,334
                                                                ---------            ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                   20,000               21,000              106,384
                                                                ---------            ---------            ---------

NET (DECREASE) INCREASE IN CASH                                    (5,548)              (1,232)              10,627

CASH AT BEGINNING OF PERIOD                                     $  16,175            $  17,407            $      --
                                                                ---------            ---------            ---------

CASH AT END OF PERIOD                                              10,627               16,175               10,627
                                                                =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS  INFORMATION

                   Interest paid                                $      --            $      --            $      --
                                                                =========            =========            =========
                   Income taxes                                 $      --            $      --            $      --
                                                                =========            =========            =========
Non-Cash Financing
Activities
Common Stock Subscribed                                         $      --            $      --            $      --

   The accompanying notes are an integral part of these financial statements.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

R&R Acquisition V, Inc. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of December 31, 2008, the Company had not commenced any active operations.

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

The Company's plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its shareholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand is sufficient to satisfy its cash requirements for at least the next twelve months; however; the Company can not provide any assurance that it will not encounter unforeseen circumstances that could have a negative effect on its liquidity or that in the event it needs additional capital that capital will be available from its shareholders, management or other investors, if necessary.


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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2008 and 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements as of December 31, 2008 and 2007. The evaluation was performed for the tax period for the year ended December 31, 2008 and 2007, the tax years which remain subject to examination for federal, New York State and New York City purposes as of December 31, 2008 and 2007.

At December 31, 2008, the Company has a net operating loss carry forward of approximately $112,000 which will expire from 2025 to 2028 as follows:

                           Net Operating Loss

                   EXPIRE              AMOUNT
                   ------              ------
                    2025             $ 19,000
                    2026               29,000
                    2027               33,000
                    2028               31,000
                                     --------
                                     $112,000
                                     --------

Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $44,000 has been offset by a full valuation allowance. The effective tax rate of 39% before giving effect to the valuation allowance differs from the statutory rate of 34% principally due to state income taxes. The valuation allowance increased approximately $12,000 during the year ended December 31, 2008.

The Company's ability to utilize its carry forwards may be subject to any annual limitation in future periods, pursuant to Section
382 of the Internal Revenue Code of 1986, as amended.

                             R&R ACQUISITION V, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company did not have common stock equivalents outstanding during the years ended December 31, 2008 and 2007 and for the period from February 14, 2005 (Date of Inception) to December 31, 2008.


NOTE 3 - LOAN PAYABLE - RELATED PARTY

As of December 31, 2008, the Company has a loan payable of $40,334 to an affiliate. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized.


NOTE 4 - COMMON STOCK

On February 14, 2005 the Company sold 2,000,000 shares of its common stock for $200. The common stock was sold to an accredited related party investor pursuant to a Private Placement Offering at par value. The shareholder also contributed an additional amount of $ 24,800 on October 25, 2005

On October 31, 2005,  the Company sold 500,000  shares of its common stock for $
50. The common stock was sold to two accredited related party investors pursuant to a Private Placement Offering at par value.

An accredited related party investor contributed $20,000 and $21,000 to the Company during the years ended December 31, 2008 and 2007, respectively.

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


NOTE 8 - SUBSEQUENT EVENT

In January 2009, a shareholder contributed $10,000 for working capital purposes and it was recorded as additional paid in capital.

On January 29, 2009, we entered into an agreement with Kirk M. Warshaw, LLC (the "LLC") for the use and occupancy, and administrative services, related to our principal offices. The agreement provides for quarterly payments from us to the LLC of $500. The effective date of the agreement is January 1, 2009.