Form 10-Q
period 2009-03-31
R&R ACQUISITION V, INC
filed 2009-05-13
CIK 1348159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2009

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 11, 2009.

R&R ACQUISITION V, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2009

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements
	Condensed Balance Sheets at March 31, 2009 (Unaudited)
	and December 31, 2008	2

	Unaudited Condensed Statements of Operations for the Three Months
	Ended March 31, 2009 and March 31, 2008 and for the cumulative period from
	February 14, 2005 (Date of Inception) to March 31, 2009	3

	Unaudited Condensed Statements of Cash Flows for the Three Months
	Ended March 31, 2009 and March 31, 2008 and for the cumulative period from
	February 14, 2005 (Date of Inception) to March 31, 2009	4

	Notes to Unaudited Condensed Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4T.	CONTROLS AND PROCEDURES	9

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31,
ASSETS	(Unaudited)	2008

Cash (TOTAL ASSETS)	$7,089	$10,627

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$20,280	$27,930
Loan payable - related party	40,334	40,334
TOTAL CURRENT LIABILITIES	$60,614	$68,264

STOCKHOLDERS' DEFICIENCY
Preferred stock; $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000
Shares authorized, 2,500,000 issued and outstanding	250	250
Additional Paid-in Capital	75,800	65,800
Deficit accumulated during the developmental stage	(129,575)	(123,687)
TOTAL STOCKHOLDERS' DEFICIENCY	(53,525)	(57,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,089	$10,627

The accompanying notes are an integral part of these unaudited condensed financial statements

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the cumulative period from
	Three Months Ended		February 14, 2005
	March 31,		(Date of Inception)
	2009	2008	to March 31, 2009
Expenses
Professional fees	$5,351	$5,000	$107,058
Formation and other costs	537	1,324	22,517
Net Loss	$(5,888)	$(6,324)	$(129,575)

Weighted average number of common
shares outstanding – basic and diluted	2,500,000	2,500,000
Net loss per share:
basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

R&R ACQUISITION V, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			cumulative period
			from
	For the		February 14, 2005
	Three Months Ended		(Date of
	March 31,		Inception)
	2009	2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,888)	$(6,324)	$(129,575)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(7,650)	2,750	20,280

NET CASH USED IN OPERATING ACTIVITIES	(13,538)	(3,574)	(109,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Contributed capital	10,000	-	75,800
Proceeds from related party loan	-	-	40,334

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	-	116,384

NET (DECREASE) INCREASE IN CASH	(3,538)	(3,574)	7,089

CASH AT BEGINNING OF PERIOD	10,627	16,174	-

CASH AT END OF PERIOD	$7,089	$12,600	$7,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

R&R ACQUISITION V, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION V, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of March 31, 2009, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission defines such a Company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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

NOTE 2 - Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2009. The results of operations for the three months ended March 31, 2009 and 2008, and for the period February 14, 2005 (Date of Inception) to March 31, 2009, are not necessarily indicative of the results of operations for the full year or any other interim period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

R&R ACQUISITION V, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Loan Payable - Related Party and Related Party Transactions

The Company has a loan payable of $40,334 to an affiliated company that is also a stockholder of the Company. The loan is non-interest bearing and is payable on demand. The loan is uncollateralized. During the years ended December 31, 2008 and 2007, the affiliated company contributed $20,000 and $21,000, respectively, to the Company for no additional consideration. During the three months ended March 31, 2009, the same company contributed an additional $10,000.

NOTE 5 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 6 – Commitments and Contingencies and Related Party Transactions

On January 29, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500. The effective date of the agreement is January 1, 2009. Kirk M. Warshaw, our Chief Financial Officer, is the managing member and sole shareholder of Kirk M. Warshaw, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “our company” refers to R&R Acquisition V, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2008, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operating Expenses For The Three Months Ended March 31, 2009 Compared To The Three Months Ended March 31, 2008

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2009 and 2008 were $5,888 and $6,324, respectively. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2009, we had cash of $7,089 and a negative working capital position of $53,525.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description

10.1	Occupancy Agreement between R&R Acquisition V, Inc. and Kirk M. Warshaw, LLC (1)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1) Filed on March 12, 2009, as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION V, INC.

Dated: May 11, 2009	/s/ Arnold P. Kling
--------------------------------------------
Arnold P. Kling, President
(Principal Executive Officer)

Dated: May 11, 2009	/s/ Kirk M. Warshaw
--------------------------------------------
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)